Form 10-K/A
period 2006-12-31
SACO I Trust 2006-9
filed 2008-07-25
CIK 1372331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

SEE ITEM 15 (PART IV)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 (Accession No. 0001136999-07-000712) by SACO I Trust 2006-9 (the “Initial 10-K”), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The restated assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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

See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of August 10, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor. (As previously filed on Form 8-K filed on September 26, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Pooling and Servicing Agreement, dated as of August 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on September 26, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of August 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on December 6, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

31	Sarbanes-Oxley Certification(2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed Securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
33(d)	Report on assessment of compliance with servicing criteria for asset-backed Securities, Wells Fargo Bank, NA, as Custodian(1)
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant(1)
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Homebanc Mortgage Corporation, as servicing function participant(1)
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(j)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
33(k)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant(1)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian(1)
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant(1)
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Homebanc Mortgage Corporation, as servicing function participant(1)
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(j)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(k)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant(1)
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer(1)
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company(1)
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator(1)
35(d)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant(1)
35(e)	Servicer compliance statement, Homebanc Mortgage Corporation, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator and Custodian(1)
4.	Wells Fargo Bank, NA, as Custodian(1)
5.	GMAC Mortgage, LLC, as servicing function participant(1)
6.	Homebanc Mortgage Corporation, as servicing function participant(1)
7.	ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
8.	ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
9.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
10.	Restated report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
11.	GMAC Bank, as servicing function participant(1)
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator and Custodian(1)
4.	Wells Fargo Bank, NA, as Custodian(1)
5.	GMAC Mortgage, LLC, as servicing function participant(1)
6.	Homebanc Mortgage Corporation, as servicing function participant(1)
7.	ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
8.	ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
9.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
10.	Restated attestation report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
11.	GMAC Bank, as servicing function participant(1)
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer(1)
2.	EMC Mortgage Corporation, as Company(1)
3.	LaSalle Bank National Association, as Securities Administrator and Custodian(1)
4.	GMAC Mortgage, LLC, as servicing function participant(1)
5.	Homebanc Mortgage Corporation, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LaSalle Bank National Association, as Master Servicer

July 22, 2008	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of August 10, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor. (As previously filed on Form 8-K filed on September 26, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Pooling and Servicing Agreement, dated as of August 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on September 26, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of August 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on December 6, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

31	Sarbanes-Oxley Certification(2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed Securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
33(d)	Report on assessment of compliance with servicing criteria for asset-backed Securities, Wells Fargo Bank, NA, as Custodian(1)
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant(1)
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Homebanc Mortgage Corporation, as servicing function participant(1)
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(j)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
33(k)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant(1)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian(1)
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian(1)
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant(1)
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Homebanc Mortgage Corporation, as servicing function participant(1)
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Sterling Insurance Agency, Inc., as servicing function participant(1)
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ZC Real Estate Tax Solutions Limited, as servicing function participant(1)
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(j)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(k)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant(1)
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer(1)
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company(1)
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator(1)
35(d)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant(1)
35(e)	Servicer compliance statement, Homebanc Mortgage Corporation, as servicing function participant(1)
(1) Filed with the Initial 10-K
(2) Filed with this report